Form 10-K
period 2002-12-31
MERRILL LYNCH DEPOSITOR INC PREFERREDPLUS TRUST SER CZN 1
filed 2003-03-31
CIK 1157987

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                           --------------------------

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

                            -------------------------

     For the fiscal year ended:                  Commission file number:
           DECEMBER 31, 2002                          333-64767-09

                          MERRILL LYNCH DEPOSITOR, INC.
                 (ON BEHALF OF PREFERREDPLUS TRUST SERIES CZN-1)
             (Exact name of registrant as specified in its charter)

                DELAWARE                                  13-3891329
            (State or other                           (I. R. S. Employer
            jurisdiction  of                          Identification No.)
             incorporation)

         WORLD FINANCIAL CENTER,                             10080
           NEW YORK,  NEW YORK                            (Zip Code)
          (Address of principal
           executive offices)

                         -------------------------------------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.
                                 NOT APPLICABLE

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

                  Not Applicable.

PART III.

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

                  Not Applicable.

ITEM 11.          EXECUTIVE COMPENSATION.

                  Not Applicable.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

                  (a)      None.

                  (b)      Not Applicable.

                  (c)      Not Applicable.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS.

                  None.

ITEM 14.          CONTROLS AND PROCEDURES.

                  Not Applicable.

PART IV.

ITEM 15.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS OF FORM
                  8K.

                  Trustee's report in respect of the April 1, 2002 distribution to holders of the PreferredPlus Trust Series CZN-1 Class A Certificates incorporated herein by reference as exhibits to Registrant's Current Report on Form 8K filed with the Securities and Exchange Commission on April 19, 2002.

                  Trustee's report in respect of the October 1, 2002 distribution to holders of the PreferredPlus Trust Series CZN-1 Class A Certificates incorporated herein by reference as exhibits to Registrant's Current Report on Form 8K filed with the Securities and Exchange Commission on November 6, 2002.

                                   SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                                MERRILL LYNCH DEPOSITOR, INC.

                  Date:    03/25/03                By:    /s/ Barry Finkelstein
                                                   Name:  Barry Finkelstein
                                                   Title: President

I, Barry N. Finkelstein, certify that:

1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of Merrill Lynch Depositor, Inc.;

2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

3. Based on my knowledge, the distribution or servicing information required to be provided to the depositor by the trustee under the pooling and servicing, or similar, agreement, for inclusion in these reports is included in these reports; and

4. I am responsible for reviewing the activities performed by the depositor and the trustee under the pooling and servicing, or similar, agreement and based upon my knowledge and the annual compliance review required under that agreement, and except as disclosed in the reports, the depositor and trustee have each fulfilled its obligations under that agreement.

In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties: The Bank of New York and its officers and agents.

Date: March 31, 2003

/s/ Barry N. Finkelstein
Barry N. Finkelstein
Chief Executive Officer