Form 10-K
period 2020-12-31
MERRILL LYNCH DEPOSITOR INC PREFERREDPLUS TRUST SER CZN 1
filed 2021-03-25
CIK 1157987

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
ANNUAL REPORT
Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the fiscal year ended:	Commission file number:
December 31, 2020	001-16669
MERRILL LYNCH DEPOSITOR, INC.
(ON BEHALF OF PREFERREDPLUS TRUST SERIES CZN-1)
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation)	13-3891329 (I. R. S. Employer Identification No.)

ONE BRYANT PARK, 4th FL NEW YORK, NEW YORK (Address of principal executive offices)	10036 (Zip Code)

Registrant’s telephone number, including area code: (646) 855-6745
Securities registered pursuant to Section 12(b) of the Act:
Not Applicable.
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
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

SIGNATURES

EX-31.1: CERTIFICATION

EX-99.1: TRUSTEE'S ANNUAL COMPLIANCE CERTIFICATE

EX-99.2: REPORT OF PRICEWATERHOUSECOOPERS LLP

EX-99.3: REPORT OF KPMG LLP

PART I
ITEM 1. BUSINESS
Not Applicable.

ITEM 1A. RISK FACTORS

THE UNDERLYING SECURITIES ISSUER HAS FILED FOR BANKRUPTCY. NO FURTHER PAYMENTS WILL BE MADE ON THE TRUST CERTIFICATES.

On April 14, 2020, Frontier Communications Corporation, the issuer of the Underlying Securities, and certain of its direct and indirect subsidiaries filed a Chapter 11 voluntary petition in the United States Bankruptcy Court for the Southern District of New York. This filing resulted in an acceleration of the Underlying Securities. As a result of such event, The Bank of New York Mellon, as Trustee for the Trust was directed under Section 3.04 of the Standard Terms and the definition of Distribution Election under the Series Supplement to distribute the principal amount of Underlying Securities pro rata to the Certificateholders. On May 11, 2020, the Trustee began making distributions of the Underlying Securities upon presentation of the Certificates for cancellation. The Trust will terminate following the distribution of all Underlying Securities. As of this date, the distributions are still ongoing and the Trust has not yet been terminated. For more information regarding this matter or for how to surrender your Certificates, please see:

•	Current report on Form 8-K filed by the Depositor with the SEC on April 1, 2020
•	Current report on Form 8-K filed by the Depositor with the SEC on April 17, 2020
•	Current report on Form 8-K filed by the Depositor with the SEC on May 7, 2020
•	Notification filed by New York Stock Exchange LLC on Form 25 with the SEC to report the removal of the Trust Certificates from listing on May 15, 2020

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
Not Applicable.
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)(1) Financial Statements: Not Applicable.
(a)(2) Financial Statement Schedules: Not Applicable.
(a)(3) List of Exhibits
The following exhibits are filed as part of, and incorporated by reference into, this Annual Report on Form 10-K:

4.1.	For a description of the securities of the PreferredPLUS Trust Series CZN-1, see Prospectus Supplement (To Prospectus dated September 9, 1999) dated as of August 24, 2001 filed by the Depositor with the SEC on August 28, 2001 and incorporated here by reference.

31.1.	Certification of the President of Registrant dated March 25, 2021, pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2020.

99.1.	Trustee’s Annual Compliance Certificate dated February 18, 2021.

99.2.	Report of PricewaterhouseCoopers LLP, Independent Accountants, dated March 15, 2021, Registrant’s Assertion on Compliance with PPLUS Minimum Servicing Standards dated March 15, 2021 and PPLUS Minimum Servicing Standards.

99.3.	Report of KPMG LLP, Independent Registered Public Accounting Firm, dated March 4, 2021, The Bank of New York Mellon’s Assertion on Compliance with PPLUS Minimum Servicing Standards dated March 4, 2021 and PPLUS Minimum Servicing Standards.

99.4	Press release issued by The Bank of New York Mellon, as Trustee for the Trust regarding the bankruptcy filing by Frontier Communications Corporation (the “Underlying Securities Issuer”) and the termination of the Trust, filed by the Depositor with the SEC on Form 8-K on May 7, 2020 and incorporated here by reference.
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

MERRILL LYNCH DEPOSITOR, INC.
Date: March 25, 2021	By:	/s/ Matthew J. Nelson
		Name:	Matthew J. Nelson
		Title:	President